Form 10QSB
period 1998-09-30
MATHY CORP
filed 1998-11-09
CIK 1063701

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            Form 10-QSB

                       Quarterly Report Under
                 the Securities Exchange Act of 1934

                For Quarter Ended:  September 30, 1998

                  Commission File Number:  000-24447



                          MATHY CORPORATION
 (Exact name of small business issuer as specified in its charter)



                               Colorado
  (State or other jurisdiction of incorporation or organization)

                              84-1463449
                  (IRS Employer Identification No.)

                  2851 South Parker Road, Suite 720
                           Aurora, Colorado
               (Address of principal executive offices)

                                80014
                              (Zip Code)

                           (303) 671-8920
                    (Issuer's Telephone Number)


         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
  X   No     .
-----    ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 500,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the six month period ended September 30, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the six month period ending September 30, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

          The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

          Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                  PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

MATHY CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                             September 30       March 31
                                                 1998             1998
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0
                                              ---------       -----------
SHAREHOLDERS' EQUITY

  Common Stock, $.001 Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  September 30, 1998 and March 31, 1998,
  respectively                                $     500       $       500

  Preferred Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Additional Paid In Capital
    on Preferred Stock                                0                 0

  Deficit Accumulated During
    the Development Stage                          (500)             (500)
                                              _________       ___________
Total Shareholders' Equity                    $       0       $         0
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========



MATHY CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the    January 30, 1996
                                Six Months    Six Months     (Inception)
                                  Ended         Ended           Thru
                               September 30, September 30,  September 30,
                                   1998          1997           1998
                              ____________   ____________   _____________
Revenue                       $          0   $          0   $           0
                              ------------   ------------   -------------
Expenses                                 0              0             500
                              ------------   ------------   -------------
Net (Loss) Accumulated
  During The Development
  Stage                       $          0   $          0  $         (500)
                              ============   ============  ==============

Net (Loss) Per Share          $     ($0.00)  $     ($0.00) $       ($0.00)
                              ============   ============  ==============
Common Shares
  Outstanding                      500,000        500,000         500,000
                              ============   ============  ==============



MATHY CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the   January 30, 1996
                                   Six Months     Six Months    (Inception)
                                     Ended          Ended          Thru
                                 September 30,  September 30,  September 30,
                                      1998          1997           1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $          0   $          0   $        (500)
    Amortization and
     Depreciation                           0              0               0
    Issuance of Common Stock
     Not For Cash                           0              0             500
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0

  Additional Paid in Capital                0              0               0
                                 ____________   ____________   _____________
  NetCash Provided
    by Financing Activities                 0              0               0
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0
                                 ============   ============   =============
Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued For
      Cash Advances & Services   $          0   $          0   $         500
                                 ============   ============   =============


MATHY CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  January 30, 1996                0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  January 30, 1996 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  __________   _______
Balance at
  March 31, 1996,
  1997 & 1998               500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  __________   _______
Balance at
  September 30, 1998        500,000     500  $        0  $     (500)  $     0
                       ============  ======  ==========  ==========   =======





                        MATHY CORPORATION

                  (A Development Stage Company)


              NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.
------

The Company initially authorized 100,000,000 shares of $.001 par value common stock. In January 1996, the Company issued 500,000 shares of common stock valued at $500 for cash advances and services.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended September 30, 1998 and 1997, and for the periods from inception at January 30, 1996 to September 30, 1998, (b) financial position at September 30, 1998 and March 31, 1998, and (c) the cash flows for the six months ended September 30, 1998 and 1997 and for the period from inception, January 30, 1996 to September 30, 1998, have been made.

NOTE 2.
------

The results for the six month period ended September 30, 1998, are not necessarily indicative of the results for the entire fiscal year ended March 31, 1999.

                          SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MATHY CORPORATION
                              (Registrant)

                              Dated:  November 9, 1998



                              By:  s/Andrew I. Telsey
                                 --------------------------------
                                   Andrew I. Telsey,
                                   President

                        MATHY CORPORATION

         Exhibit Index to Quarterly Report on Form 10-QSB
            For the Quarter Ended September 30, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .       11