Form 10QSB
period 1998-12-31
MATHY CORP
filed 1999-02-12
CIK 1063701

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           Form 10-QSB

                      Quarterly Report Under
                the Securities Exchange Act of 1934

                For Quarter Ended:  December 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1998, was 500,000 shares.

                            PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the nine month period ended December 31, 1998, are attached hereto.

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

          The Company generated no revenues during the nine month period ending December 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (b)  Reports on Form 8-K

               None.


MATHY CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                             December 31,       March 31
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
SHAREHOLDERS' EQUITY

  Common Stock, $.001 Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  December 31, 1998 and March 31, 1998,
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
                                              =========       ===========



MATHY CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the    January 30, 1996
                               Nine Months   Nine Months     (Inception)
                                  Ended         Ended           Thru
                               December 31,  December 31,    December 31,
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
                              ============   ============  ==============



MATHY CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the   January 30, 1996
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended          Thru
                                  December 31,   December 31,   December 31,
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
                                 ============   ============   =============


MATHY CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  January 30, 1996                0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  January 30, 1996 For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  __________   _______
Balance at
  March 31, 1996,
  1997 & 1998               500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  __________   _______
Balance at
  December 31, 1998         500,000     500  $        0  $     (500)  $     0
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended December 31, 1998 and 1997, and for the periods from inception at January 30, 1996 to December 31, 1998, (b) financial position at December 31, 1998 and March 31, 1998, and (c) the cash flows for the nine months ended December 31, 1998 and 1997 and for the period from inception, January 30, 1996 to December 31, 1998, have been made.

NOTE 2.
-------

The results for the nine month period ended December 31, 1998, are not necessarily indicative of the results for the entire fiscal year ended March 31, 1999.

                           SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MATHY CORPORATION
                              (Registrant)

                              Dated:  February 12, 1999



                              By:  s/Andrew I. Telsey
                                 --------------------------------
                                   Andrew I. Telsey,
                                   President

                       MATHY CORPORATION

        Exhibit Index to Quarterly Report on Form 10-QSB
             For the Quarter Ended December 31, 1998

EXHIBITS                                                  Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .   11