Form 10QSB
period 1999-06-30
DRIVINGAMERICA COM INC
filed 1999-08-27
CIK 1063701

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

                        Commission File Number: 000-24447



                            DRIVINGAMERICA.COM, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)



                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   84-1463449
                        (IRS Employer Identification No.)

                         18004 Skypark Circle, Suite 170
                                   Irvine, CA
                                   ----------
                    (Address of principal executive offices)

                                      92614
                                   (Zip Code)

                                 (949) 263-8890
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1999, was 12,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1999, are attached hereto.

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

Overview

     DrivingAmerica.com, Inc., f/k/a Mathy Corporation (the "Company" or "DRI"), was incorporated under the laws of the State of Colorado on January 30, 1996. On May 7, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, the Company undertook a forward split of its issued and outstanding common stock whereby 2.5 shares of common stock were exchanged for every share then issued and outstanding and thereafter, the Company acquired all of the issued and outstanding securities of The Cooper Memphis Group, Inc., a California corporation ("CMG"), in exchange for 11,250,000 (post forward split) "restricted" common shares of the Company. As a result, the Company was the surviving entity. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name, as well as changing its fiscal year end to December 31 in order to coincide with the fiscal year end of CMG.

     The Company's principal business is as a marketer of database information related to automotive marketing under the name "Automotive Consumer Services." The initial database is comprised of new vehicle information, including specifications and dealer vehicle costs, which are sold to consumers in the form of printed vehicle reports. In turn, the consumers who purchase the reports, along with their behavioral characteristics, become the source of a secondary, marketed database of consumer information to several manufacturers of automobiles, local dealer referral programs and affinity groups. DRI is based in Irvine, California.

     DRI intends to expand operations into other logically related and lucrative services related to the acquisition of an automobile. At the same time, it expects to develop Internet technology to facilitate the expansion of the list of services to include other auto-related financial services.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Six Month Periods Ended June 30, 1999 and 1998

     During the six month period ended June 30, 1999, the Company's revenues were $93,750, compared to $171,303 for the six months ended June 30, 1998, a decrease of $77,553 (45.3%). This decrease was attributable to a change in the principal business of the Company, whereby the Company went from a "paper" business to an Internet company. During 1998, the Company's business consisted of data base marketing, based upon the sale of printed information. In September 1998, management acknowledged the downturn of the existing business and thereafter, elected to cause the Company to refocus its resources and available capital to becoming an Internet based company.

     Cost of sales during the six month period ended June 30, 1999, were $37,734, compared to $75,816 for the similar period in 1998, a decrease of $38,082 (50.2%). This decrease was incurred primarily as a result of the change in the Company's business as described in the preceding paragraph.

     Selling, general and administrative costs increased during the six month period ended June 30, 1999, to $730,281, compared to $225,331 for the similar period in 1998, an increase of $504,950 (221.1%). This significant increase arose as a result of the Company incurring $275,000 in website development costs, as well as approximately $137,000 in professional fees relating to the recent reverse merger and activity subsequent thereto, employee relocation costs of approximately $35,000 and additional payroll expense of approximately $22,000. Each of the aforesaid costs is expected to be a one time event and it is anticipated that general and administrative costs incurred by the Company will rise in corresponding levels with anticipated increases in revenues, primarily as a result of increased payroll costs.

     As a result, the Company incurred a net loss of $(675,067) during the six month period ended June 30, 1999, compared to a net loss during the similar period in 1998, of $(70,342), an increase of $604,725 (859.7%).

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the six month period ended June 30, 1999, the Company had $303 in cash and cash equivalents. It also decreased its accounts receivable to $16,763 from $28,911 since December 31, 1998, a decrease of $12,148 (42%), which management attributes to the change in the Company's business emphasis, as described under "Results of Operations" above.

     The Company has an outstanding note payable to a non-affiliate in the principal amount of $20,000, which accrues interest at the rate of 10% per annum and which is due upon demand. In addition, the Company also has received loans from two of its directors, John Davis and Daryl Travis, in the principal amounts of $15,000 and $10,000, respectively. Each of these loans accrues interest at the rate of 8% per annum and are also due upon demand. Management does not believe that any demand will be made by these note holders in the foreseeable future. The Company also obtained a loan in the principal amount of $100,000 from a non-affiliate. This loan accrues interest at the rate of 12% per annum and is due upon demand. While no assurances can be provided, it is anticipated that this loan will be converted into equity in accordance with the Company's private offering described hereinbelow.

     In order to effectuate the Company's business plan, management has recognized the Company's need for additional operating capital. In response thereto, during the third calendar quarter of 1999, the Company intends to commence a private offering of its common stock wherein it is offering up to 3,500,000 shares of the Company's common stock (post forward split) at a price of $1.00 per share, for aggregate gross proceeds of up to $3,500,000. The offering provides for the sale of Units, each Unit consisting of 100,000 shares of the Company's common stock, on a 10 Unit minimum, 35 Unit maximum basis. Gilford Securities Incorporated, a licensed NASD brokerage firm, has agreed to act as the Placement Agent for this offering on a "best efforts" basis. The offering will be made only to "accredited investors" as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. However, there can be no assurances that the minimum number of Units offered will be sold, or that the Company will receive any funding from this offering. Failure to obtain this funding will have a significant negative impact on the Company's proposed plan of operation.

     Prior to undertaking the aforesaid private offering, in August 1999 the Company signed various agreements, including an investment banking agreement with Deere Park Capital LLC, Northbrook, Illinois, ("Deere Park") wherein Deere Park did agree to provide the Company with $125,000 in the form of a Convertible Debenture. The principal balance and all interest as accrued shall be due and payable upon the earlier of (i) 75 days from the date of the Debenture, or (ii) within three (3) business days following closing of the Company's Private Placement Offering referenced hereinabove. In its sole discretion, Deere Park may convert all or any portion of the principal and any interest as accrued thereon as of the date of such notice of conversion into (i) the Company's private offering in an amount equal to the balance of the principal and interest then due, or (ii) 50,000 "free trading" shares of the Company's common stock presently held in escrow, which were placed into escrow by nonaffiliate shareholders of the Company. In the event Deere Park elects to convert pursuant to (ii) above, any further obligation owed to Deere Park by the Company shall be deemed to have been fully satisfied and the Company will have no further obligation to Deere Park applicable to the Debenture.

TRENDS

     Management believes that the Company will continue to operate the Company's business at a loss for the foreseeable future, but is optimistic that the Company will begin generating profits from its operations beginning in the second calendar quarter of 2000, and possibly earlier if sufficient working capital discussed in "Liquidity and Capital Resources," above, is raised. This will occur as a result of anticipated increased revenues derived from website traffic, the Company obtaining additional contracts for data based marketing and from direct sales of related automobile products, including loan and lease products and insurance products. In regard to obtaining additional contracts for data based marketing, the Company is currently engaged in discussions with various parties and expects that these discussions will result in the Company entering into additional contracts with these parties. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the six month period ended June 30, 1999.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns approximately $65,000 worth of computers, all of which have been recently purchased by the Company. Relevant to the Company's computers, the Company primarily utilizes Window98 based programs, and, particularly, Microsoft "Office 97" applications for its database as well as all other data support information, which the Company believes is Y2K compliant. Additionally, the Company intends to upgrade its present Microsoft software to the recently released "Office 2000" version. At the present time, the Company does not rely on any major vendor for its services and, therefore, does not anticipate any outside Y2K interference in its internal business operations. However, there can be no assurance that the computer systems necessary to maintain the viability of the Internet or any of the web sites that direct consumers to the Company's website will be Year 2000 compliant. As part of the Company's overall Year 2000 compliance plan, the Company intends to monitor systems performance and plans to develop a rapid response program in the event of significant disruption as a result of the Year 2000 issues. To date, the Company has not developed a formal contingency plan. The Company believes it is taking all necessary steps to ensure Year 2000 compliance with respect to matters within its control. While no assurances can be provided, management believes that any cost undertaken by the Company to ensure that it is Y2K compliant will not be material to the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     In May 1999, the Company's shareholders unanimously approved the Agreement and Plan of Reorganization between the Company and The Cooper Memphis Group, Inc. In addition, as part of this action, the Company's shareholders also approved an amendment to the Company's Articles of Incorporation, changing the name of the Company from Mathy Corporation to its current name, DrivingAmerica.com, Inc.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a)      Exhibits

              EX-27            Financial Data Schedule

     (b)      Reports on Form 8-K

     On July 7, 1999, the Company filed an amendment to its Form 8-K report which was filed in May 1999, whereby the Company advised of a change in the Company's independent accountants, from Kish, Leake & Associates, P.C., to Hollander, Lumer & Co. This change in independent accountants was approved by the Board of Directors of the Company. There were no disagreements within the last two fiscal years and subsequent periods with Kish, Leake & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Kish, Leake & Associates, P.C., would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

     In addition, the amendment also included (i) audited financial statements for The Cooper Memphis Group, Inc. ("CMG"), the predecessor to the Company, for the fiscal year ended December 31, 1998, along with the unaudited financial statements of CMG for the three month period ended March 31, 1999; and (ii) notice of a change in the Company's fiscal year from March 31 to December 31 in order to coincide with the fiscal year of CMG.



                            DRIVINGAMERICA.COM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      June 30,   December 31,
                                                        1999         1998
                                                    -----------  ------------
                    ASSETS

CURRENT ASSETS
     Cash                                           $       303  $         -
     Accounts receivable                                 16,763       28,911
                                                    -----------  -----------
            TOTAL CURRENT ASSETS                         17,066       28,911

PROPERTY AND EQUIPMENT, Net                               7,573        9,439
                                                    -----------  -----------
                                                    $    24,639  $    38,350
                                                    ===========  ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Bank overdraft                                 $     8,480  $     6,672
     Accounts payable                                   314,023      166,261
     Settlement payable                                 275,000            -
     Bridge loans payable                               110,000            -
     Loans payable                                       46,707       30,167
                                                    -----------  -----------
            TOTAL CURRENT LIABILITIES                   754,210      203,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value;
       authorized - 25,000,000 shares;
       issued and outstanding - none                          -            -
     Common stock, $.001 par value;
       authorized - 100,000,000 shares;
       issued and outstanding - 12,500,000 shares        12,500       12,500
     Additional paid-in capital                         585,517      434,228
     Due from officer                                  (136,961)     (95,918)
     Accumulated deficit                             (1,190,627)    (515,560)
                                                    -----------  -----------
            TOTAL STOCKHOLDERS' DEFICIENCY             (729,571)    (164,750)
                                                    -----------  -----------
                                                    $    24,639  $    38,350
                                                    ===========  ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.







                                                 DRIVINGAMERICA.COM, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                Three Months Ended June 30, Six Months Ended June 30,
                                 -------------------------   ------------------------
                                     1999          1998          1999         1998
                                 -----------   -----------   -----------   ----------
REVENUE                          $    24,592   $    64,557   $    93,750   $  171,303

OPERATING EXPENSES                   576,752        96,738       757,872      231,704
                                 -----------   -----------   -----------   ----------

LOSS FROM OPERATIONS                (552,160)      (32,181)     (664,122)     (60,401)

OTHER EXPENSES                        (8,219)       (5,498)      (10,945)      (9,941)
                                 -----------   -----------   -----------   ----------
NET LOSS                         $  (560,379)  $   (37,679)  $  (675,067)  $  (70,342)
                                 ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING      12,500,000    12,500,000    12,500,000    12,500,000
                                 ===========   ===========   ===========   ===========

BASIC LOSS PER SHARE             $     (0.04)  $     (0.00)  $     (0.05)  $     (0.01)
                                 ===========   ===========   ===========   ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

























                                       F-2



                            DRIVINGAMERICA.COM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       1999          1998
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  (675,067)  $   (70,342)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation                                        1,866         4,514
      Changes in operating assets and liabilities:
      Accounts receivable                                12,148        21,301
      Accounts payable                                  147,762             -
      Settlement payable                                275,000             -

        NET CASH PROVIDED BY (USED IN)              -----------   -----------
          OPERATING ACTIVITIES                         (238,291)      (44,527)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Due from officer, net                                 (41,043)      (28,586)
                                                    -----------   -----------
        NET CASH USED IN INVESTING ACTIVITIES           (41,043)      (28,586)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                          1,808         7,831
  Contributed capital                                   151,289             -
  Proceeds from loans payable
    and bridge financing                                126,540        60,028
                                                    -----------   -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       279,637        67,859
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                             303        (5,254)
CASH, BEGINNING OF PERIOD                                     -         5,254
                                                    -----------   -----------
CASH, END OF PERIOD                                 $       303   $         -
                                                    ===========   ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.












                                       F-3

                            DRIVINGAMERICA.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1.       BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by DrivingAmerica.com, Inc. (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998,
         (b) the financial position at June 30, 1999, and (c) cash flow for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

         The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the years ended December 31, 1998 and 1997 included in the Company's Form 8-K/A 1 filed on July 6, 1999.

2.       BRIDGE FINANCING

         During the six months ended June 30, 1999, the Company received $110,000 bridge financing in the form of a Convertible Debenture. The principal balance and all interest as accrued shall be due and payable upon the earlier of (i) 75 days from the date of the Debenture, or (ii) within three (3) business days following closing of the Company's Private Placement Offering described under "Liquidity and Capital Resources" above herein. In its sole discretion, the debenture holder, Deere Park Capital LLC, may convert all or any portion of the principal and any interest as accrued thereon as of the date of such notice of conversion into (i) the Company's private offering in an amount equal to the balance of the principal and interest then due, or (ii) 50,000 "free trading" shares of the Company's common stock presently held in escrow, which were placed into escrow by nonaffiliate shareholders of the Company. In the event Deere Park elects to convert pursuant to (ii) above, any further obligation owed to Deere Park by the Company shall be deemed to have been fully satisfied and the Company will have no further obligation to Deere Park applicable to the Debenture.

3.       STOCKHOLDERS' DEFICIENCY

         During the six months ended June 30, 1999, a stockholder of the Company contributed $151,289 to the capital of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DRIVINGAMERICA.COM, INC.
                                       (Registrant)

                                       Dated:  August 26, 1999



                                       By:/s/ Charles M. Davis
                                          -----------------------------------
                                          Charles M. Davis,
                                          President

                            DRIVINGAMERICA.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................14