Form 10QSB
period 1999-09-30
DRIVINGAMERICA COM INC
filed 2000-01-27
CIK 1063701

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

                         Commission File Number: 0-24447



                            DRIVINGAMERICA.COM, INC.
        (Exact name of small business issuer as specified in its charter)



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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 12,500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the nine month period ended September 30, 1999, are attached hereto.

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

RESULTS OF OPERATIONS

                  Comparison of Results of Operations for the Nine Month Periods Ended September 30, 1999 and 1998

                  During the nine month period ended September 30, 1999, the Company's revenues were $127,526, compared to $262,534 for the nine months ended September 30, 1998, a decrease of $135,008 (48%). This decrease was attributable to a change in the principal business of the Company, whereby the Company went from a "paper" business to an Internet company. During 1998, the Company's business consisted of data base marketing, based upon the sale of printed information. In September 1998, management acknowledged the downturn of the existing business and thereafter, elected to cause the Company to refocus its resources and available capital to becoming an Internet based company.

                  Cost of sales during the nine month period ended September 30, 1999, were $43,172, compared to $17,343 for the similar period in 1998, an increase of $25,829 (40%). This increase was incurred primarily as a result of the Company's one time charge for acquisition of hardware and software relating to the change in the Company's business plan.

                  Selling, general and administrative costs increased during the nine month period ended September 30, 1999, to $755,979 compared to $433,648 for the similar period in 1998, an increase of $322,331 (42%). Most of these charges were incurred during the initial six months of 1999, as this significant increase arose as a result of the Company incurring $275,000 in website development costs, as well as approximately $137,000 in professional fees relating to the above described reverse merger and activity subsequent thereto, employee relocation costs of approximately $35,000 and additional payroll expense of approximately $22,000. Each of the aforesaid costs is expected to be a one time event and it is anticipated that general and administrative costs incurred by the Company will rise in corresponding levels with anticipated increases in revenues, primarily as a result of increased payroll costs. In this regard, selling, general and administrative costs for the three month period ended September 30, 1999 were $35,842, as compared to $210,854 for the similar period in 1998, a decrease of $175,012 (80%). However, this was due primarily to the Company having lower payroll costs due to a smaller number of employees during the time that the Company was adapting to its new business plan and corresponding decrease in officer related expenses.

                  As a result, the Company incurred a net loss of $(681,769) during the nine month period ended September 30, 1999, compared to a net loss during the similar period in 1998, of $(213,578), an increase of $468,191 (68%).

LIQUIDITY AND CAPITAL RESOURCES

                  At the end of the nine month period ended September 30, 1999, the Company had $410 in cash and cash equivalents. It also decreased its accounts receivable to $16,763 from $28,911 since December 31, 1998, a decrease of $12,148 (42%), which management attributes to the change in the Company's business emphasis, as described under "Results of Operations" above.

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

                  In order to effectuate the Company's business plan, management has recognized the Company's need for additional operating capital. In response thereto, management is hopeful that the Company will undertake a private placement of its securities in the near future. It was originally thought that such an offering would take place during the third calendar quarter of 1999. However, this proposed offering did not take place, as the entities who had provided assurances to the Company of their intent to provide such funding failed to perform. Management of the Company has had discussions with other groups who have indicated their desire to fund the Company and as of the date of this report, the

Company has received a letter from Bridgewater Capital Corporation, Newport Beach, CA ("BCC"), wherein BCC has provided the Company with a commitment to provide no less than $500,000 to the Company within 15 days following the receipt by the Company of an approval to the Company's pending application submitted to the NASD to allow the Company to begin trading its common stock on the OTC Bulletin Board operated by the NASD. This letter also commits to raise an additional $2.5 million in equity capital and provide the Company with an equity line of credit in the amount of $2-$3 million. However, no definitive agreement has been reached with BCC, the terms of such equity capital have not been firmly established and there is no assurance that the Company's application to list its common stock for trading will be approved. Failure to obtain adequate funding will have a significant negative impact on the Company's proposed plan of operation. If such funding is obtained, of which there can be no assurance, it is believed that the Company will be able to fully implement its business plan if the full amount stated is received.

                  In August 1999, the Company signed various agreements, including an investment banking agreement with Deere Park Capital LLC, Northbrook, Illinois, ("Deere Park") wherein Deere Park did agree to provide the Company with $125,000 in the form of a Convertible Debenture. The principal balance and all interest as accrued was due and payable in October 1999 and the Company is currently in default of its obligations to Deere Park. Management has had numerous discussions with representatives of Deere Park, but as of the date of this report no resolution of this default has been reached. No formal action against the Company has been filed or threatened and the parties are hopeful that the Company will receive the funding described above in order to resolve this issue. There are no assurances that such funding will be available to the Company. In its sole discretion, Deere Park has the right to convert all or any portion of the principal and any interest as accrued thereon as of the date of such notice of conversion into (i) the Company's private offering in an amount equal to the balance of the principal and interest then due, or (ii) 50,000 "free trading" shares of the Company's common stock presently held in escrow, which were placed into escrow by nonaffiliate shareholders of the Company. In the event Deere Park elects to convert pursuant to (ii) above, any further obligation owed to Deere Park by the Company shall be deemed to have been fully satisfied and the Company will have no further obligation to Deere Park applicable to the Debenture.

TRENDS

                  Management believes that the Company will continue to operate the Company's business at a loss for the foreseeable future, but is optimistic that the Company will begin generating profits from its operations beginning in the third calendar quarter of 2000, and possibly earlier if sufficient working capital discussed in "Liquidity and Capital Resources," above, is received by the Company. This will occur as a result of anticipated increased revenues derived from website traffic, the Company obtaining additional contracts for data based marketing and from direct sales of related automobile products, including loan and lease products and insurance products. In regard to obtaining additional contracts for data based marketing, the Company is currently engaged in discussions with various parties and expects that these discussions will result in the Company entering into additional contracts with these parties. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

INFLATION

                  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the nine month period ended September 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
None

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K - None



                            DRIVINGAMERICA.COM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   September 30, December 31,
                                                        1999         1998
                                                    -----------  ------------
                    ASSETS

CURRENT ASSETS
     Cash                                           $       410  $         -
     Accounts receivable                                 16,763       28,911
                                                    -----------  -----------
            TOTAL CURRENT ASSETS                         17,173       28,911

PROPERTY AND EQUIPMENT, Net                               6,640        9,439
                                                    -----------  -----------
                                                    $    23,813  $    38,350
                                                    ===========  ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Bank overdraft                                 $         -  $     6,672
     Accounts payable                                    97,667      166,261
     Settlement payable                                 140,000            -
     Bridge loans payable                               110,000            -
     Loans payable                                       31,707       30,167
                                                    -----------  -----------
            TOTAL CURRENT LIABILITIES                   379,374      203,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value;
       authorized - 25,000,000 shares;
       issued and outstanding - none                          -            -
     Common stock, $.001 par value;
       authorized - 100,000,000 shares;
       issued and outstanding - 12,500,000 shares        12,500       12,500
     Additional paid-in capital                         829,268      434,228
     Due from officer                                         -      (95,918)
     Accumulated deficit                             (1,197,329)    (515,560)
                                                    -----------  -----------
            TOTAL STOCKHOLDERS' DEFICIENCY             (355,561)    (164,750)
                                                    -----------  -----------
                                                    $    23,813  $    38,350
                                                    ===========  ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.





                            DRIVINGAMERICA.COM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                              Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                               -------------------------     ------------------------
                                   1999          1998            1999         1998
                               -----------   -----------     -----------   ----------
REVENUE                        $    33,776   $    91,231     $   127,526   $  262,534

COST OF SALES                        5,437         8,433          43,172       17,343
                               -----------   -----------     -----------   ----------

GROSS PROFIT                        28,339        82,798          84,354      245,191

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           35,842       210,854         755,979      433,648
                               -----------   -----------     -----------   ----------

LOSS FROM OPERATIONS                (7,503)     (128,056)       (671,625)    (188,457)

OTHER INCOME (EXPENSES) - NET          801       (15,180)        (10,144)     (25,121)
                               -----------   -----------     -----------   ----------
NET LOSS                       $    (6,702)  $  (143,236)    $  (681,769)  $ (213,578)
                               ===========   ===========     ===========   ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING    12,500,000    12,500,000      12,500,000    12,500,000
                               ===========   ===========     ===========   ===========

BASIC LOSS PER SHARE           $     (0.00)  $     (0.01)    $     (0.05)  $     (0.02)
                               ===========   ===========     ===========   ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.






















                                       F-2



                            DRIVINGAMERICA.COM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Nine Months Ended Sept. 30,
                                                    -------------------------
                                                       1999          1998
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  (681,769)  $  (213,578)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation                                        2,799         6,771
      Changes in operating assets and liabilities:
       Accounts receivable                               12,148        52,779
       Accounts payable                                 (68,594)            -
       Settlement payable                               140,000             -

        NET CASH PROVIDED BY (USED IN)              -----------   -----------
          OPERATING ACTIVITIES                         (595,416)     (154,028)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          -        (4,451)
  Due from officer, net                                  95,918      (114,110)
                                                    -----------   -----------
        NET CASH USED IN INVESTING ACTIVITIES            95,918      (118,561)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                         (6,672)            -
  Contributed capital                                   395,040             -
  Proceeds from loans payable
    and bridge financing                                111,540       269,159
                                                    -----------   -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       499,908       269,159
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                             410        (3,430)
CASH, BEGINNING OF PERIOD                                     -         5,254
                                                    -----------   -----------
CASH, END OF PERIOD                                 $       410   $     1,824
                                                    ===========   ===========





     See accompanying Notes to Condensed Consolidated Financial Statements.












                                       F-3

                            DRIVINGAMERICA.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.       BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by DrivingAmerica.com, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998, (b) the financial position at September 30, 1999, and (c) the cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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

2.       BRIDGE FINANCING

         During the nine months ended September 30, 1999, the Company received $110,000 bridge financing in the form of a Convertible Debenture. The principal balance and all interest as accrued shall be due and payable upon the earlier of (i) 75 days from the date of the Debenture, or (ii) within three (3) business days following closing of the Company's Private Placement Offering described under "Liquidity and Capital Resources" above herein. In its sole discretion, the debenture holder, Deere Park Capital LLC, may convert all or any portion of the principal and any interest as accrued thereon as of the date of such notice of conversion into (i) the Company's private offering in an amount equal to the balance of the principal and interest then due, or (ii) 50,000 "free trading" shares of the Company's common stock presently held in escrow, which were placed into escrow by nonaffiliate shareholders of the Company. In the event Deere Park elects to convert pursuant to (ii) above, any further obligation owed to Deere Park by the Company shall be deemed to have been fully satisfied and the Company will have no further obligation to Deere Park applicable to the Debenture.

3.       STOCKHOLDERS' DEFICIENCY

         During the nine months ended September 30, 1999, a stockholder of the Company contributed $395,040 to the capital of the Company.

                                   SIGNATURES


                  Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DRIVINGAMERICA.COM, INC.
                                          (Registrant)

                                          Dated:  January 27, 2000



                                          By:s/ Charles M. Davis
                                             -------------------
                                             Charles M. Davis,
                                             President

                            DRIVINGAMERICA.COM, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule....................................13